Form 10-K
period 2007-12-31
Greenpoint Mortgage Funding Trust 2007-HE1
filed 2008-03-31
CIK 1389368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number: 333-131374-49

GREENPOINT MORTGAGE FUNDING TRUST 2007-HE1
(Exact name of issuing entity as specified in its charter)

BEAR STEARNS ASSET BACKED SECURITIES I LLC
(Exact name of registrant/depositor as specified in its charter)

EMC MORTGAGE CORPORATION
(Exact name of sponsor as specified in its charter)

Delaware	20-0842986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

383 Madison Avenue, New York, New York 10179
(Address of principal executive offices)

(212) 272-2000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following document if incorporated by reference and the Part of the Form 10_K (e.g., Part I, Part II , etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980)

SEE ITEM 15 (PART IV)

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9A(T). Controls and Procedures.
Omitted.

Item 9B. Other Information.
Omitted.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS UNDER REGULATION AB

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
Not Applicable.

Item 1114(b)(2) of Regulation AB. Significant Enhancement Provider Financial Information.
The consolidated balance sheets of XL Capital Ltd. and its subsidiaries ("Company") as of the most recent calendar year ended and the related consolidated statements of income, changes in shareholder's equity and cash flows for the calendar year then ended and the interim consolidated balance sheet of Company as of the most recent calendar quarter ended, and the related statements of income, changes in shareholder's equity and cash flows for the calendar quarter ended, included in the Annual Report on Form 10-K and Quarterly Report on Form 10-Q of Company, respectively, which have been filed with the Securities and Exchange Commission (the "Commission") by  the Company (Commission File No. 001-10804), are hereby incorporated by reference into this Form 10-K and shall be deemed to be part hereof. Any statement contained in a document incorporated herein by reference shall be modified or superseded for the purposes of this Form 10-K to the extent that a statement contained herein by reference also modifies or supersedes such statement. Any statement so modified or superseded shall not be deemed, except as so modified or superseded, to constitute a part of this Form 10-K.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments Financial Information.
None.

Form 10-Q Quarterly Report filed by XL Capital Ltd. on March 26, 2008 incorporated by reference.

Item 1117 of Regulation AB. Legal Proceedings.
The sponsor has received a civil investigative demand (CID), from the Federal Trade Commission (FTC), seeking documents and data relating to the sponsor's business and servicing practices. The CID was issued pursuant to a December 8, 2005 resolution of the FTC authorizing non-public investigations of various unnamed subprime lenders, loan servicers and loan brokers to determine whether there have been violations of certain consumer protections laws. The sponsor is cooperating with the FTC's inquiry.

On March 10, 2008, EMC received notice from the Staff of the FTC that the Staff believed EMC and its parent, The Bear Stearns Companies, Inc. had violated a number of Federal consumer protection statutes in connection with its servicing activities.  With the notice, the Staff delivered a draft complaint and draft consent order seeking certain injunctive relief regarding business practices and unspecified monetary redress.  The Staff also indicated that it had been authorized to offer an opportunity to resolve the matter though consent negotiations before it seeks approval from the FTC to proceed with the filing of a complaint.  EMC expects to engage in such discussions with the Staff.

RODRIGUEZ v. EMC Mortgage Corporation and The Bear Stearns Companies. This purported class action is pending in U. S. District Court for the District of Connecticut.  The case was filed in December 2007.  It seeks certification of a class made up of African-American and Hispanic borrowers who had a non-prime loan serviced by EMC and who were subjected to allegedly improper servicing practices, including imposition of unwarranted fees, pyramiding of late fees, unjustified forced-placing of insurance, failure to properly apply payments, improper reporting of derogatory credit information, and failure to properly administer escrow accounts.  EMC and Bear Stearns have filed motions to dismiss and to strike.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Not Applicable.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
See Item 15, exhibits (33) and (34)

LaSalle Bank National Association as Securities Administrator’s (“LaSalle”) Report on Assessment of Compliance with Servicing Criteria for 2007 (the “2007 Assessment”) attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:

“1122(d)(3)(i)(A) and (B) – During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material.”

The investor reporting errors identified on LaSalle’s 2007 Assessment as material instances of noncompliance (the “Investor Reporting Errors”) included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances.  The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff.  Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring.  Other necessary controls are in place to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.

Assurant Inc. (the "Asserting Party") has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of noncompliance with the Applicable Servicing Criteria. Specifically, the Asserting Party did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with §1122(d)(4)(xii).

As of January 1, 2008, Assurant, Inc. has implemented practices and procedures to capture the information necessary to assess compliance with Section 1122(d)(4)(xii).

Item 1123 of Regulation AB. Servicer Compliance Statement.
See Item 15, exhibit (35)

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)
Exhibit Number	Description
1.1
The Underwriting Agreement, dated as of April 13, 2006 between Bear, Stearns & Co., Inc. as Underwriter and Bear Stearns Asset Backed Securities I LLC as Depositor and the related Terms Agreement to the Underwriting Agreement, dated as of March 5, 2007, between Bear, Stearns & Co., Inc. as Underwriter and Bear Stearns Asset Backed Securities I LLC as Depositor (As previously filed on Form 8-K filed on March 21, 2007 and  hereby incorporated by reference into this report on Form 10-K)

1.2
Amended and Restated Trust Agreement, dated as of March 6, 2007, among Bear Stearns Asset Backed Securities I LLC, as Depositor, Wilmington Trust Company, as Owner Trustee and LaSalle Bank National Association, as Securities Administrator (As previously filed on Form 8-K filed on March 21, 2007 and  hereby incorporated by reference into this report on Form 10-K)

4.1
Indenture, dated as of March 6, 2007, among Greenpoint Mortgage Funding Trust 2007-HE1, as Issuing Entity, LaSalle Bank National Association, as Securities Administrator and Citibank, N.A., as Indenture Trustee (As previously filed on Form 8-K filed on March 21, 2007 and  hereby incorporated by reference into this report on Form 10-K) (As previously filed on Form 8-K filed on March 21, 2007 and  hereby incorporated by reference into this report on Form 10-K)

10.1
Mortgage Loan Purchase Agreement, dated as of March 6, 2007, as amended and supplemented by any and all amendments hereto, by and between EMC Mortgage Corporation, and Bear Stearns Asset Backed Securities I LLC (As previously filed on Form 8-K filed on March 21, 2007 and  hereby incorporated by reference into this report on Form 10-K)

10.2
Seller’s Purchase, Warranties and Servicing Agreement, dated as October 18, 2004  and  executed between EMC Mortgage Corporation, as purchaser and Greenpoint Mortgage Funding, Inc., as seller and as servicer (As previously filed on Form 8-K filed on March 21, 2007 and  hereby incorporated by reference into this report on Form 10-K)

10.3
Amendment No. One to made and entered into this 20th of September, 2006, by and between EMC Mortgage Corporation, a Delaware corporation, as purchaser and GreenPoint Mortgage Funding, Inc., as seller and servicer in connection with the Seller’s Purchase, Warranties and Servicing Agreement, dated as of October 18, 2004, between the above mentioned parties (As previously filed on Form 8-K filed on March 21, 2007 and  hereby incorporated by reference into this report on Form 10-K)

10.4
Form Assignment, Assumption and Recognition Agreement made as of March 6, 2007, among EMC Mortgage Corporation, Citibank, N.A. (the “Assignee”), not individually but solely as indenture trustee and GreenPoint Mortgage Funding, Inc. (As previously filed on Form 8-K filed on March 21, 2007 and  hereby incorporated by reference into this report on Form 10-K)

31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, GreenPoint Mortgage Funding, Inc., as Servicer
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator and Custodian
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc. as servicing function participant
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, Land America Tax and Flood Services, Inc., as servicing function participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, GreenPoint Mortgage Funding, Inc., as Servicer
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator and Custodian
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc. as servicing function participant
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Land America Tax and Flood Services, Inc., as servicing function participant
35(a)	Servicer compliance statement, LaSalle Bank National Association, as Master Servicer
35(b)	Servicer compliance statement, GreenPoint Mortgage Funding, Inc., as Servicer
35(c)	Servicer compliance statement, LaSalle Bank National Association, as Securities Administrator
99.1
Sale and Servicing Agreement, dated as of March 6, 2007, among Bear Stearns Asset Backed Securities I LLC, as Depositor, Greenpoint Mortgage Funding Trust 2007-HE1, as Issuing Entity, Citibank, N.A., as Indenture Trustee, LaSalle Bank National Association, as Master Servicer and Securities Administrator and EMC Mortgage Corporation as Sponosor and Company (As previously filed on Form 8-K filed on March 21, 2007 and  hereby incorporated by reference into this report on Form 10-K)

99.2
Administration Agreement, dated as of March 6, 2007, among Greenpoint Mortgage Funding Trust 2007-HE1, as Issuing Entity, LaSalle Bank National Association, as Securities Administrator, Wilmington Trust Company, as Owner Trustee and Bear Stearns Asset Backed Securities I LLC, as Depositor (As previously filed on Form 8-K filed on March 21, 2007 and  hereby incorporated by reference into this report on Form 10-K)

99.3
The Annual Report on Form 10-K and Quarterly Report on Form 10-Q of the Company and its subsidiaries, which have been filed with the Securities and Exchange Commission (the "Commission") by the Company (Commission File No.  001-10804), are hereby incorporated by reference.

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K:
(31) Rule 13a-14(d)/15d-14(d) Certifications.
(33) Reports on assessment of compliance with servicing criteria for asset-backed securities:
1.	LaSalle Bank National Association, as Master Servicer
2.	GreenPoint Mortgage Funding, Inc., as Servicer
3.	LaSalle Bank National Association, as Securities Administrator and Custodian
4.	Assurant, Inc. as servicing function participan
5.	Land America Tax and Flood Services, Inc., as servicing function participant
(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities:
1.	LaSalle Bank National Association, as Master Servicer
2.	GreenPoint Mortgage Funding, Inc., as Servicer
3.	LaSalle Bank National Association, as Securities Administrator and Custodian
4.	Assurant, Inc. as servicing function participan
5.	Land America Tax and Flood Services, Inc., as servicing function participant
(35) Servicer Compliance Statements:
1.	LaSalle Bank National Association, as Master Servicer
2.	Greenpoint Mortgage Funding, Inc., as Servicer
3.	LaSalle Bank National Association, as Securities Administrator

(c) Not Applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indiciated.

LaSalle Bank National Association , as Master Servicer

March 28, 2008	/s/ Tammy Spriggs
Name: Tammy Spriggs
Title: First Vice President
The Senior Officer in Charge of the Servicing Function of the Master Servicer

EXHIBIT INDEX

Exhibit Number	Description
1.1
The Underwriting Agreement, dated as of April 13, 2006 between Bear, Stearns & Co., Inc. as Underwriter and Bear Stearns Asset Backed Securities I LLC as Depositor and the related Terms Agreement to the Underwriting Agreement, dated as of March 5, 2007, between Bear, Stearns & Co., Inc. as Underwriter and Bear Stearns Asset Backed Securities I LLC as Depositor (As previously filed on Form 8-K filed on March 21, 2007 and  hereby incorporated by reference into this report on Form 10-K)

1.2
Amended and Restated Trust Agreement, dated as of March 6, 2007, among Bear Stearns Asset Backed Securities I LLC, as Depositor, Wilmington Trust Company, as Owner Trustee and LaSalle Bank National Association, as Securities Administrator (As previously filed on Form 8-K filed on March 21, 2007 and  hereby incorporated by reference into this report on Form 10-K)

4.1
Indenture, dated as of March 6, 2007, among Greenpoint Mortgage Funding Trust 2007-HE1, as Issuing Entity, LaSalle Bank National Association, as Securities Administrator and Citibank, N.A., as Indenture Trustee (As previously filed on Form 8-K filed on March 21, 2007 and  hereby incorporated by reference into this report on Form 10-K) (As previously filed on Form 8-K filed on March 21, 2007 and  hereby incorporated by reference into this report on Form 10-K)

10.1
Mortgage Loan Purchase Agreement, dated as of March 6, 2007, as amended and supplemented by any and all amendments hereto, by and between EMC Mortgage Corporation, and Bear Stearns Asset Backed Securities I LLC (As previously filed on Form 8-K filed on March 21, 2007 and  hereby incorporated by reference into this report on Form 10-K)

10.2
Seller’s Purchase, Warranties and Servicing Agreement, dated as October 18, 2004  and  executed between EMC Mortgage Corporation, as purchaser and Greenpoint Mortgage Funding, Inc., as seller and as servicer (As previously filed on Form 8-K filed on March 21, 2007 and  hereby incorporated by reference into this report on Form 10-K)

10.3
Amendment No. One to made and entered into this 20th of September, 2006, by and between EMC Mortgage Corporation, a Delaware corporation, as purchaser and GreenPoint Mortgage Funding, Inc., as seller and servicer in connection with the Seller’s Purchase, Warranties and Servicing Agreement, dated as of October 18, 2004, between the above mentioned parties (As previously filed on Form 8-K filed on March 21, 2007 and  hereby incorporated by reference into this report on Form 10-K)

10.4
Form Assignment, Assumption and Recognition Agreement made as of March 6, 2007, among EMC Mortgage Corporation, Citibank, N.A. (the “Assignee”), not individually but solely as indenture trustee and GreenPoint Mortgage Funding, Inc. (As previously filed on Form 8-K filed on March 21, 2007 and  hereby incorporated by reference into this report on Form 10-K)

31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, GreenPoint Mortgage Funding, Inc., as Servicer
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator and Custodian
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc. as servicing function participant
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, Land America Tax and Flood Services, Inc., as servicing function participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, GreenPoint Mortgage Funding, Inc., as Servicer
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator and Custodian
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc. as servicing function participant
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Land America Tax and Flood Services, Inc., as servicing function participant
35(a)	Servicer compliance statement, LaSalle Bank National Association, as Master Servicer
35(b)	Servicer compliance statement, GreenPoint Mortgage Funding, Inc., as Servicer
35(c)	Servicer compliance statement, LaSalle Bank National Association, as Securities Administrator
99.1
Sale and Servicing Agreement, dated as of March 6, 2007, among Bear Stearns Asset Backed Securities I LLC, as Depositor, Greenpoint Mortgage Funding Trust 2007-HE1, as Issuing Entity, Citibank, N.A., as Indenture Trustee, LaSalle Bank National Association, as Master Servicer and Securities Administrator and EMC Mortgage Corporation as Sponosor and Company (As previously filed on Form 8-K filed on March 21, 2007 and  hereby incorporated by reference into this report on Form 10-K)

99.2
Administration Agreement, dated as of March 6, 2007, among Greenpoint Mortgage Funding Trust 2007-HE1, as Issuing Entity, LaSalle Bank National Association, as Securities Administrator, Wilmington Trust Company, as Owner Trustee and Bear Stearns Asset Backed Securities I LLC, as Depositor (As previously filed on Form 8-K filed on March 21, 2007 and  hereby incorporated by reference into this report on Form 10-K)

99.3
The Annual Report on Form 10-K and Quarterly Report on Form 10-Q of the Company and its subsidiaries, which have been filed with the Securities and Exchange Commission (the "Commission") by the Company (Commission File No.  001-10804), are hereby incorporated by reference.